Form 10QSB
period 1996-06-30
FLUOROSCAN IMAGING SYSTEMS INC
filed 1996-08-13
CIK 923855

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1996

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ----------------   ---------------

                      Commission File Number:      0-24208
                                              ---------------

                        FLUOROSCAN IMAGING SYSTEMS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                    Delaware                     36-3334362
       -----------------------------------------------------------------
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)        Identification No.)


                650-B Anthony Trail, Northbrook, Illinois 60062
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (847) 564-5400
                          --------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                                 -      -

As of August 1, 1996, there were 4,622,894 shares of common stock, par value $.0001, of the issuer outstanding.

                        FLUOROSCAN IMAGING SYSTEMS, INC.

                      QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     INDEX



                                                                                                                       PAGE(S)

PART I - FINANCIAL INFORMATION


     Item 1.    Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995 ................................... 1

                Consolidated Statements of Income for the three months
                ended June 30, 1996 and June 30, 1995 and the six months
                ended June 30, 1996 and June 30, 1995 ................................................................... 2

                Consolidated Statement of Stockholders' Equity for the six
                months ended June 30, 1996 .............................................................................. 3

                Consolidated Statements of Cash Flows for the three months ended June 30, 1996 and June 30, 1995 and the six months
                ended June 30, 1996 and June 30, 1995 ................................................................... 4


                Notes to Consolidated Financial Statements .............................................................. 5-6


     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations ................................................................................... 6-9


PART II - OTHER INFORMATION

     Item 4.  Matters Submitted to a Vote of Security Holders ........................................................... 10

     Item 6.  Exhibits and Reports on Form 8-K .......................................................................... 10


SIGNATURES .............................................................................................................. 11




PART I.  FINANCIAL INFORMATION

     ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        FLUOROSCAN IMAGING SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)




                                                                                        JUNE 30,    DECEMBER 31,
                                                                                        1996           1995
                                                                                   --------------  --------------
ASSETS
 Current Assets
  Cash and cash equivalents................................................          $ 6,435,280   $ 5,438,600
  Accounts receivable
   Trade...................................................................            2,072,498     1,704,796
   Other...................................................................              128,739       196,067
  Inventories..............................................................            1,894,875     1,639,505
  Prepaid income taxes.....................................................              171,000       125,000
  Prepaid expenses.........................................................               26,223        76,509
                                                                                     -----------   -----------
      Total Current Assets.................................................           10,728,615     9,180,477
 Property, Plant and Equipment, net........................................              595,131       588,498
 Other Assets
  Deferred tax asset.......................................................               18,000        13,000
  Long-term receivables....................................................              173,615       274,740
  Miscellaneous............................................................              192,030       164,030
                                                                                     -----------   -----------
                                                                                     $11,707,391   $10,220,745
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 ===========   ===========
 Current Liabilities
  Accounts payable.........................................................           $1,066,638      $710,275
  Accrued expenses
   Payroll and bonuses.....................................................              230,892       106,062
   Unpaid commissions......................................................              326,014       436,107
   Royalties...............................................................               66,510        75,881
   Other...................................................................               94,931        32,473
                                                                                     -----------   -----------
      Total Current Liabilities............................................            1,784,985     1,360,798
 Stockholders' Equity                                                                 -----------     ---------
  Preferred stock, $.0001 par value; shares authorized 1,000,000; none issued                    -             -
  Common stock, $.0001 par value; shares authorized 14,000,000; 3,545,969 outstanding as of June 30, 1996, 3,472,519 as of
   December 31, 1995.......................................................                  355           347
  Additional paid-in capital...............................................            9,657,256     9,164,210
  Retained Earnings (Deficit)..............................................              264,795      (304,610)
                                                                                     -----------   -----------
 Total Stockholders' Equity................................................            9,922,406     8,859,947
                                                                                     $11,707,391   $10,220,745
                                                                                     ===========   ===========





          See accompanying notes to consolidated financial statements.

                        FLUOROSCAN IMAGING SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)




                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                ------------------------------------------------------
                                                     JUNE 30,    JUNE  30,    JUNE 30,   JUNE  30,
                                                       1996        1995        1996        1995
                                                ------------------------------------------------------
Net Sales...................................        $3,402,698  $3,573,737  $6,904,732  $6,064,659
Cost of Goods Sold..........................         1,642,476   1,473,060   3,148,693   2,511,118
                                                    ----------  ----------  ----------  ----------
Gross profit................................         1,760,222   2,100,677   3,756,039   3,553,541
Selling, General and Administrative Expenses         1,569,232   1,568,830   2,981,546   2,589,207
                                                    ----------   ---------   ---------   ---------
Operating income............................           190,990     531,847     774,493     964,334
Other Income                                        ----------   ---------   ---------   ---------
Interest income.............................            73,804      79,367     132,737     135,452
 Other income...............................             2,000      48,575      37,175      98,825
                                                    ----------   ---------   ---------   ---------
Net other income............................            75,804     127,942     169,912     234,277
                                                    ----------   ---------   ---------   ---------
Income before income taxes..................           266,794     659,789     944,405   1,198,611
Income Taxes................................           101,000     242,100     375,000     440,300
                                                    ----------   ---------   ---------   ---------
Net Income..................................          $165,794    $417,689    $569,405    $758,311
                                                    ==========   =========    ========   =========
Net Income Per Share........................             $0.05       $0.12       $0.16       $0.22

Weighted Average Common Share and Share             ==========   =========    ========   =========
Equivalents Outstanding.....................         3,583,105   3,472,519   3,526,598   3,472,519
                                                    ==========   =========   =========   =========



          See accompanying notes to consolidated financial statements.

                        FLUOROSCAN IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)




                                         COMMON STOCK
                                   -----------------------
                                       SHARES       AMOUNT  ADDITIONAL PAID-IN    RETAINED EARNINGS       TOTAL
                                                                CAPITAL               (DEFICIT)
                                   --------------   ------  -------------------   ------------------   ------------
Balance, at December 31, 1995         3,472,519       $347       $9,164,210             $(304,610)      $8,859,947
Stock warrants exercised.......          73,450          8          493,046                     -          493,054
Net income, six months ended
 June 30, 1996.................               -          -                -               569,405          569,405
                                   --------------- -------       ----------              --------       ----------
Balance, at June 30, 1996......       3,545,969       $355       $9,657,256              $264,795       $9,922,406
                                   =============== =======       ==========              ========       ==========


          See accompanying notes to consolidated financial statements.

                        FLUOROSCAN IMAGING SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                    -----------------------------              ---------------------------
                                                    JUNE 30,            JUNE 30,               JUNE 30,          JUNE 30,
                                                      1996                1995                   1996              1995
                                                    ---------           ---------              ---------         ---------
Cash Flows From Operating Activities
 Net income......................................    $165,794            $417,689               $569,405          $758,311
 Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation and amortization..................      37,784              30,732                 70,682            76,994
  Deferred tax asset.............................      (5,000)            148,000                 (5,000)          346,200
 Net (increase) decrease in
  Accounts receivable
   Trade.........................................     416,393            (375,187)              (367,702)         (758,764)
   Other.........................................      58,876             (35,117)                67,328           (61,689)
  Inventories....................................    (225,489)            (14,942)              (255,370)          (69,122)
  Prepaid income taxes...........................    (171,000)           (354,903)               (46,000)         (354,923)
  Prepaid expenses...............................      41,557              34,607                 50,286            20,593
  Long-term receivables..........................           -             (78,406)               101,125           (95,601)
  Other assets...................................      56,818             (12,000)               (28,000)          (24,000)
 Net increase (decrease) in
  Accounts payable...............................     353,146             230,582                356,363           272,269
  Accrued expenses...............................     (50,285)             90,960                 67,824            90,321
                                                   -----------          ---------              ---------         ---------
 Net cash provided by operating activities.......     678,594              82,015                580,941           200,589
                                                   -----------          ---------              ---------         ---------
 Cash Flows From Investing Activities
  Purchase of property, plant and equipment......     (53,276)            (76,125)               (77,315)         (143,967)
                                                   -----------          ---------              ---------         ---------
 Net cash (used in) investing activities.........     (53,276)            (76,125)               (77,315)         (143,967)
                                                   -----------          ---------              ---------         ---------
 Cash Flows From Financing Activities
  Exercise of warrants...........................     493,054                   -                493,054                 -
                                                   -----------          ---------              ---------         ---------
 Net cash provided by financing activities.......     493,054                   -                493,054                 -
                                                   -----------          ---------              ---------         ---------
 Net Increase in Cash and Cash Equivalents.......   1,118,372               5,890                996,680            56,622
 Cash and Cash Equivalents, at beginning of period  5,316,908           4,622,685              5,438,600         4,571,953
                                                   -----------          ---------              ---------         ---------
 Cash and Cash Equivalents, at end of period.....  $6,435,280          $4,628,575             $6,435,280        $4,628,575
                                                   ===========         ==========             ==========        ==========
 Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for Taxes..........    $426,000          $  447,000             $  426,000        $  459,500
                                                   -----------         ----------             ----------        ----------




          See accompanying notes to consolidated financial statements.

                        FLUOROSCAN IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

     The financial information included herein at June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 includes only normal recurring accruals necessary for the fair presentation of the financial position as of that date and the results of operations for those periods. The information on the balance sheet at December 31, 1995 was derived from the Company's audited financial statements for 1995.

     Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ended December 31, 1996. In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented.

     The results of operations for the interim periods covered by this report may not necessarily be indicative of operating results for the full fiscal year.

2. WARRANT REDEMPTION

     On June 10, 1996, the Company announced that it would redeem all of its 1,150,000 Common Stock Purchase Warrants outstanding at a price of $0.01 per warrant, to be effective July 15, 1996. This date was subsequently extended to July 30, 1996. Through July 30, 1996, the Company received approximately $8,000,000 upon the exercise of 1,149,175 warrants.

3. INVENTORIES

     Inventories consist principally of raw materials and assembled parts at June 30, 1996 and December 31, 1995.

4. NET INCOME PER SHARE

     Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding. Such weighted average number was 3,526,598 and 3,472,519 for the six months ended June 30, 1996 and 1995, respectively and 3,583,105 and 3,472,519 for the three months ended June 30, 1996 and 1995, respectively.


5. RECLASSIFICATIONS

     Certain reclassifications have been made to prior periods to conform to the presentation used in 1996.

6. SUBSEQUENT EVENTS

     On July 18, 1996, the Company announced that it had signed a definitive agreement to merge with Hologic, Inc. ("Hologic") in a tax free transaction accounted for as a pooling of interests. Upon consummation of the merger, expected to occur on August 29, 1996, the Company will become a wholly owned subsidiary of Hologic. The stockholders of the Company's common stock immediately prior to the effective time of the merger, will become holders of common stock of Hologic. In the merger, each share of FluoroScan Common Stock will be converted into the right to receive 0.31069 shares of Hologic Common Stock, subject to certain adjustments. Based on the closing price of Hologic's Common Stock on August 7, 1996 and the above conversion ratio, the equivalent per share price of FluoroScan Common Stock was $12.23.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement data of the Company expressed as a percentage of net sales.






                                                          THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                -------------------------------------         ------------------------------------
                                                JUNE  30, 1996         JUNE  30, 1995         JUNE  30, 1996        JUNE  30, 1995
                                                --------------         --------------         --------------        ---------------
INCOME STATEMENT DATA:
Net sales..................................           100.0%                 100.0%                  100.0%                100.0%
Cost of goods sold.........................            48.3                   41.2                    45.6                  41.4
                                                --------------         ---------------        ----------------     ----------------
Gross profit...............................            51.7                   58.8                    54.4                  58.6
Selling, general and administrative expense            46.1                   43.9                    43.2                  42.7
                                                --------------         ---------------        ----------------     ----------------
Operating income...........................             5.6                   14.9                    11.2                  15.9
Net other income...........................             2.2                    3.6                     2.5                   3.9
                                                --------------         ---------------        ----------------     ----------------
Income before income taxes.................             7.8                   18.5                    13.7                  19.8
Income taxes...............................             2.9                    6.8                     5.5                   7.3
                                                ---------------        ---------------        -----------------    ----------------
Net income.................................             4.9%                  11.7%                    8.2%                 12.5%
                                                ===============        ===============        =================    =================



SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Net sales for the six months ended June 30, 1996 were $6,904,732 compared with $6,064,659 for the six months ended June 30, 1995, an increase of $840,073 or 13.9%. This increase was due primarily to increased sales of four- and five-inch field-of-view FluoroScans. Also contributing to this increase was a
rise in the number of international shipments.   This was partially offset by
the decline in sales of the three-inch field-of-view units. Management believes that there has been a shift in market preference toward four- and five-inch field of view FluoroScan units, even though these units are sold at higher unit prices. During the period ended June 30, 1996, the Company also ceased production of the FluoroScan I model, which was replaced by the FluoroScan III model in fourth quarter 1995. The FluoroScan III model is distinguished from earlier models in that it has dual video and permanent image storage capabilities. The remaining inventory of FluoroScan I models was sold in first quarter 1996.

     The Company's gross profit increased $202,498 or 5.7% for the six month period ended June 30, 1996, as compared to the same period of 1995. Gross profit as a percentage of net sales was 54.4% for the first six months of 1996, compared to 58.6% in the comparable period of 1995. This decrease occurred primarily as a result of a change in the Company's sales mix. The Company realized a greater percentage of international sales in the current period.
The company sells internationally through independent distributors, who receive no commissions, but who purchase FluoroScan units at a discount to selling price. This practice results in a lower gross profit and lower selling expenses than on domestic sales, on which the company does not allow distributor discounts, but upon which it pays sales commissions. Also contributing to the gross profit percentage decline were lower margins on the newly introduced FluoroScan III model, which is slightly more expensive to produce, than the FluoroScan I model which it replaced. Partially offsetting these declines was a gross profit percentage gain related to increased volume.

Selling, general and administrative expense in the first six months of 1996 was $2,981,546 or 43.2% of net sales, compared with $2,589,207 or 42.7% of net sales in the comparable period in 1995. This increase was primarily attributable to higher compensation costs, advertising and tradeshow expenditures, as well as costs associated with the Company's new branch in France, which was opened in November 1995.

The Company's other income was $169,912 for the six months ended June 30, 1996, compared to $234,277 for the six months ended June 30, 1995, a decrease of $64,365. This was primarily due a reduction in royalty income.

Net income was $569,405 or $0.16 per share for the six months ended June 30, 1996, based on weighted average common shares outstanding of 3,526,598. This represented a 24.9% decrease in net income from the comparable 1995 period amount of $758,311 or $0.22 per share based on weighted average common shares and share equivalents outstanding of 3,472,519.


THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Net sales for the three months ended June 30, 1996 were $3,402,698 compared with $3,573,737 for the three months ended June 30, 1995, a decrease of $171,039 or 4.8%. The decrease in net sales was primarily attributable to the decline in demand for three-inch field-of-view units. This was partially offset by increases in four- and five-inch field-of view unit sales and in international sales.

The Company's gross profit decreased $340,455 or 16.2% for the three month period ended June 30, 1996, as compared to the same period of 1995. Gross profit as a percentage of net sales was 51.7% for the second quarter 1996, compared to 58.8% in the comparable period of 1995. This decrease occurred primarily as a result of a change in sales mix and a decline in sales volume. The Company realized a greater percentage of international sales in the current period. The Company sells internationally through independent distributors, who receive no commissions, but who purchase FluoroScan units at a discount to selling price. This practice results in a lower gross profit and lower selling expenses than on domestic sales, on which the Company does not allow distributor discounts, but upon which it pays sales commissions. Also contributing to the gross profit percentage decline were lower margins on the newly introduced FluoroScan III model, which is slightly more expensive to produce, than the FluoroScan I model which it replaced.

Selling, general and administrative expense in the second quarter of 1996 was $1,569,232 or 46.1% of net sales, compared with $1,568,830 or 43.9% of net sales in the comparable period in 1995. This increase was primarily attributable to higher compensation expense and costs associated with the Company's new branch in France, which was opened in November 1995. Increases were partially offset by reduced commission expense.

The Company's other income was $75,804 for the second quarter ended June 30, 1996, compared to $127,942 for the comparable period of 1995, a decrease of $52,138. This was primarily due to reduced royalty income.

Net income was $165,794 or $0.05 per share for the second quarter ended June 30, 1996, based on weighted average common shares outstanding of 3,583,105. This represented a 60.3% decrease in net income from the comparable 1995 period amount of $417,689 or $0.12 per share based on weighted average common shares and share equivalents outstanding of 3,472,519.


LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 1996, working capital increased by $1,123,951 from $7,819,679 at December 31, 1995 to $8,943,630 at June 30, 1996. This
increase was primarily attributable to the warrant exercises through the June 30 date, and to increases in accounts receivable and inventory. This was offset, in part, by increases in accounts payable. Cash provided by operating activities amounted to $580,941 for the six months ended June 30, 1996. In the comparable period of 1995, cash provided by operating activities was $200,589.

The Company may use portions of its cash balance to fund increases in sales and marketing programs and in research and development. Such cash investments, while designed to increase net sales, would increase selling, general and administrative expenses.

The Company currently has no long-term debt. The Company believes cash balances, which totaled $6,435,280 at June 30, 1996, and internally generated funds will be sufficient to meet its liquidity needs for the foreseeable future.

Capital expenditures for the first six months of 1996 were $77,315, compared with $143,967 in the comparable period of the prior year. Expenditures primarily consisted of purchases of computer and office equipment.

On June 10, 1996, the Company announced that it would redeem all of its 1,150,000 Common Stock Purchase Warrants outstanding at a price of $0.01 per warrant, to be effective July 15, 1996. This date was subsequently extended to July 30, 1996. Through July 30, 1996, the Company received approximately $8,000,000 upon the exercise of 1,149,175 warrants.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this document that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this document that a number of important factors could cause the Company's actual consolidated results for 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitations, competitors' ability to develop more advanced or attractive products or to circumvent the Company's exclusive use of its patented technology, the Company's inability to protect its patented technology from infringement or its potential infringement of third party rights, uncertainties in product development and introduction, limited number of suppliers, potential product liability, adverse trends in the health care field, adverse changes in governmental regulations, risks inherent in international sales, loss of key personnel, and general economic and business conditions. These important factors and other factors which could affect the Company's results are more fully discussed under "Risk Factors" in the Company's prospectus dated July 11, 1994, as well as under the proxy statement/prospectus dated August 7, 1996, that is a part of the registration statement on Form S-4 of Hologic, and elsewhere in the Company's filings with the Securities and Exchange Commission. Readers of this document are referred to such filings.

                          PART II - OTHER INFORMATION

     ITEM 4.  MATTER SUBMITTED TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders held on June 5, 1996, as described in the Company's proxy statement dated April 23, 1996, the following proposals were submitted to a vote of the stockholders: (i) election of two Class II directors of the Company; and (ii) approval of the First Amendment to the Company's 1995 Stock Incentive Plan.

     With respect to the election of directors, Larry Bier and Bruce W. Johnson were elected as Class II directors to serve for three year terms expiring at the annual meeting of stockholders in 1999. 3,219,667 votes were cast in favor of these directors and there were 28,213 abstentions. The following directors' terms of office continued after the meeting: Larry S. Grossman, Arlen L. Issette (terms expiring in 1997) and Theodore Sall, Ph.D. (term expiring in
1998).

     In addition, at the annual meeting, the stockholders approved the First Amendment to the Company's 1995 Stock Incentive Plan. 1,952,449 votes were cast in favor of the First Amendment to the Company's 1995 Stock Incentive Plan and 300,109 votes were cast against the First Amendment to the Company's 1995 Stock Incentive Plan.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

                  None.

     (b) Reports on Form 8-K

                  None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FLUOROSCAN IMAGING SYSTEMS, INC.
                                             --------------------------------
                                                     (Registrant)




Date:  August 13, 1996     By:/s/ Larry S. Grossman
                              --------------------------------------------
                              Larry S. Grossman
                              Chairman and Chief Executive Officer

Date:  August 13, 1996     By:/s/ Bernard Klos
                              --------------------------------------------
                              Bernard Klos
                              Vice President of Finance and Administration